Form 10-K
period 2001-09-30
OMI TRUST 2000-C
filed 2001-12-28
CIK 1125131

                                                 -------------------------------
                                                           OMB APPROVAL

                                                  ------------------------------
                                                  ---
                                                  OMB Number           3235-0063
                                                  Expires:         June 30, 1997
                                                  Estimated average burden
                                                  hours per response ....1711.00
                                                 -------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [FEE REQUIRED]

For the fiscal year ended             September 30, 2001
                         -------------------------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [NO FEE REQUIRED]

For the transition period from _______________ to _______________


Commission file number    333-72621-05
                       ---------------


Oakwood Mortgage Investors, Inc, OMI TRUST 2000-C
-------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                   56-2218128
--------------------------------           ---------------------
 State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization


     c/o Wells Fargo Bank Minnesota, N.A.
     Attention:  Lawrence Rossiter
     MAC N 9311-161
     Sixth Street & Marquette    Minneapolis, Minnesota                   55479
     ---------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code       (612) 667-3529
                                                    -------------------

Securities registered pursuant to Section 12(b) of the Act:   None
                                                            ------

Securities registered pursuant to Section 12(g) of the Act:   None
                                                            ------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                OMI Trust 2000-C
                        Oakwood Mortgage Investors, Inc.
                Manufactured Housing Contract Senior/Subordinated
                    Pass-Through Certificates, Series 2000-C

                                    FORM 10-K
                                      INDEX

PART I.

        Item 1.     Business
        Item 2.     Properties
        Item 3.     Legal Proceedings
        Item 4.     Submission of Matters to a Vote of Security Holders

PART II.

        Item 1. Market for Registrant's Common Equity and Related Stockholder Matters
        Item 2.     Selected Financial Data
        Item 3. Management's Discussion and Analysis of Financial Condition and Results of Operations
        Item 4.     Financial Statements and Supplementary Data
        Item 5. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III.

        Item 1.     Directors and Executive Officers of the Registrant
        Item 2.     Executive Compensation
        Item 3.     Security Ownership of Certain Beneficial Owners and
                    Management
        Item 4.     Certain Relationships and Related Transactions

PART IV.

        Item 1.     Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K

SIGNATURES

INDEX OF EXHIBITS

                                     PART I

Item 1.    Business.

                  Not Applicable.

Item 2.    Properties.

                  Not Applicable.

Item 3.    Legal Proceedings.

                  Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

                  Not Applicable.


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.

           At the end of the Registrant's fiscal year, there were a total of 10
                                                                            ----
holders of the Registrant's Series 2000-C Manufactured Housing Contract Senior/Subordinated Pass-Through Certificates, Class A-1, Class M-1, Class M-2, Class B-1, Class B-2 (collectively, the "Certificates").

Item 6.    Selected Financial Data.

                  Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                  Not Applicable.

Item 8.    Financial Statements and Supplementary Data.

                  Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                  Not Applicable.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

                  Not Applicable.

Item 11.   Executive Compensation.

                  Not Applicable.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

                  Not Applicable.

Item 13.   Certain Relationships and Related Transactions.

                  Not Applicable.


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                  Exhibits

                  99.1    Annualized Remittance Report.

                  99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (May 1999 Edition).

                  99.3    Servicer's Annual Compliance Statement as Required by
                  Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (May 1999 Edition)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OMI TRUST 2000-C, Registrant

                                      By:  OAKWOOD ACCEPTANCE CORPORATION, LLC
                                             as servicer



Dated:  December 21, 2001             /s/ Derek M Surette
                                      -------------------
                                       Derek M Surette
                                       Vice President/ Controller

                                INDEX OF EXHIBITS

                                                            Page of Sequentially
                                                                  Numbered Pages
                                                                ----------------


                  99.1   Annualized Remittance Report.

                  99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (May 1999 Edition).

                  99.3   Servicer's Annual Compliance Statement as Required by
                  Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (May 1999 Edition)

OAKWOOD MORTGAGE INVESTORS, INC                          2000-C             Note: This fiscal year-end series report, reports
Oakwood Acceptance Corp. - Servicer                                         information on the assets included in OMI Trust 2000-C
Fiscal Year Ended Series Report                                             as of the end of the prepayment period that began on
Reporting:                              Fiscal Year 2001                    October 1, 2000 and ended on September 30, 2001 and as
                                                                            of the end of the collection period that began on
                                                                            October 2, 2000 and ended on October 1, 2001.
                                                                            Accordingly, the information presented with regard to
                                                                            the certificates reflects information as of the close of
                                                                            business on October 15, 2001, which is the distribution
                                                                            date on which collections made and losses incurred
                                                                            during such prepayment period and collection period
                                                                            were passed through to certificate holders

                                                    Scheduled Principal Balance of Contracts
--------------------------------------------------------------------------------------------------------------------------------
Beginning                                                                                                    Ending
Principal              Scheduled                 Prepaid             Liquidated          Pre-Funding         Principal
Balance                Principal                 Principal           Principal                               Balance
--------------------------------------------------------------------------------------------------------------------------------

        198,526,810.23              (5,629,123.63)    (24,607,652.08)     (4,140,162.88)     64,416,537.52      228,566,409.16
================================================================================================================================



  Scheduled                        Scheduled                                        Amount
  Gross           Servicing        Pass Thru         Liquidation     Reserve        Available for       Limited       Total
  Interest        Fee              Interest          Proceeds        Fund Draw      Distribution        Guarantee    Distribution
------------------------------------------------------------------------------------------------------------------------------------
    29,380,490.53    2,443,383.62    26,937,106.91     2,536,701.18     0.00           62,153,967.42         0.00      62,153,967.42
====================================================================================================================================

                                      Certificate Account
-------------------------------------------------------------------------------------------------------

    Beginning              Deposits                                     Investment   Ending
     Balance      Principal           Interest       Distributions      Interest     Balance
-------------------------------------------------------------------------------------------------------

    3,090,263.59    34,068,934.46   27,402,800.78    (64,630,623.62)    69,386.22         761.43
=======================================================================================================

                       P&I Advances at Distribution Date
   -----------------------------------------------------------------------------
        Beginning     Recovered             Current            Ending
        Balance        Advances             Advances           Balance
   ----------------------------------------------------------------------------
          418,177.25   (21,587,238.13)    24,836,379.33       3,667,318.45
  ==============================================================================

Oakwood Acceptance Corp. - Servicer
Fiscal Year Ended Series Report
Reporting:      Fiscal Year 2001

                      Gross Repossessions        Repo Properties Brought         Net Current Repos         Aggregate Repo Properties
                                                 Current by Borrower                                       in Trust at Month-End
                 # Principal Balance           # Principal Balance         # Principal Balance           # Principal Balance
             -----------------------------------------------------------------------------------------------------------------------
Oct-00              7           182649.77      0                0.00         7            182,649.77       7           182,649.77
Nov-00             19           517418.23      0                0.00        12            334,778.10      19           517,427.87
Dec-00             38          1078639.11      0                0.00        20            614,153.38      39         1,131,581.25
Jan-01             49          1586856.75     (2)         (18,470.44)       21            696,900.24      58         1,810,011.05
Feb-01             94          3145848.38      0                0.00        50          1,657,898.72     108         3,467,909.77
Mar-01            110          3844249.59     (2)         (47,320.83)       32          1,123,406.98     138         4,543,995.92
Apr-01            107          4008232.27     (1)         (25,975.41)       21            815,837.94     158         5,333,858.45
May-01            127          4598259.02     (3)        (125,435.06)       32          1,013,441.21     187         6,221,864.60
Jun-01            147          5463016.11     (1)         (37,881.28)       36          1,338,180.32     222         7,522,163.64
Jul-01            157          5888679.78      0                0.00        26            951,050.06     248         8,473,213.70
Aug-01            150          5928772.04     (1)         (29,624.86)       20            912,730.46     267         9,356,319.30
Sep-01            159          6502941.51      0                0.00        31          1,275,371.79     298        10,631,691.09

             -----------------------------------------------------------------------------------------------------------------------

Total of month
end balance     1,164       42,745,562.56    (10)        (284,707.88)      308         10,916,398.97   1,749        59,192,686.41
             =======================================================================================================================
Average month
end balance        97        3,562,130.21     (1)         (23,725.66)       26            909,699.91     146         4,932,723.87
             =======================================================================================================================

Oakwood Acceptance Corp. - Servicer
Fiscal Year Ended Series Report
Reporting:             Fiscal Year 2001

                                                                 Delinquency Analysis

                                  31 to 59 days                   60 to 89 days                 90 days and Over
                       No. of    Principal                     Principal                      Principal

                       Loans     Balance              #        Balance               #        Balance
                       -----------------------------------------------------------------------------------------
                Oct-00     100       2,331,185.39       16           341,483.35        1             27,390.08
                Nov-00     170       5,442,221.49       34           933,542.99       16            450,524.75
                Dec-00     314       9,308,623.10       71         2,209,025.88       32            833,523.21
                Jan-01     194       6,063,501.20      102         3,369,510.07       78          2,589,125.81
                Feb-01     193       5,554,135.39       70         2,611,634.56      134          4,576,142.53
                Mar-01     169       5,325,172.49       76         2,869,266.27      159          5,805,350.49
                Apr-01     209       6,521,861.28       99         3,199,392.66      192          7,442,944.12
                May-01     224       7,210,612.56       94         3,177,957.62      258          9,496,235.10
                Jun-01     273       8,920,779.31      118         4,329,240.85      305         11,432,499.61
                Jul-01     215       6,535,711.14      149         5,199,029.02      380         14,349,812.27
                Aug-01     225       7,113,910.32      122         4,245,658.31      466         17,503,108.52
                Sep-01     287       8,712,123.27      131         4,574,067.94      518         19,478,812.96

                       ----------------------------------------------------------------------------------------

Total of month
end balance              2,573      79,039,836.94    1,082        37,059,809.52    2,539         93,985,469.45
                       ========================================================================================
Average month
end balance                214       6,586,653.00       90         3,088,317.00      212          7,832,122.00
                       ========================================================================================

                          Total Delinq.
                                   Principal

                       #           Balance
                      ------------------------------
                Oct-00    117           2,700,058.82
                Nov-00    220           6,826,289.23
                Dec-00    417          12,351,172.19
                Jan-01    374          12,022,137.08
                Feb-01    397          12,741,912.48
                Mar-01    404          13,999,789.25
                Apr-01    500          17,164,198.06
                May-01    576          19,884,805.28
                Jun-01    696          24,682,519.77
                Jul-01    744          26,084,552.43
                Aug-01    813          28,862,677.15
                Sep-01    936          32,765,004.17

                      -------------------------------

Total of month
end balance             6,194         210,085,115.91
                      ===============================
Average month
end balance               516          17,507,093.00
                      ===============================

Oakwood Acceptance Corp. - Servicer
Fiscal Year Ended Series Report
Reporting:        Fiscal Year 2001

REPOSSESSION LIQUIDATION REPORT
See Monthly Investor Report for Detail

                                                                                                                   Net
   Prepayment   Liquidated               Sales             Insur.            Total         Repossession        Liquidation
                Principal
     Period     Balance                Proceeds           Refunds          Proceeds          Expenses            Proceeds
---------------------------------------------------------------------------------------------------------------------------
Oct-00                       0.00                0.00             0.00              0.00             0.00              0.00
Nov-00                       0.00                0.00             0.00              0.00             0.00              0.00
Dec-00                  55,416.71           51,900.00         3,164.34         55,064.34        11,377.00         43,687.34
Jan-01                 167,678.10          159,850.00         2,127.20        161,977.20        39,549.00        122,428.20
Feb-01                  97,414.93           83,900.00         1,650.44         85,550.44        21,084.00         64,466.44
Mar-01                 432,640.22          370,850.00        59,669.63        430,519.63        82,500.50        348,019.13
Apr-01                 617,868.08          547,313.51        13,572.51        560,886.02       118,493.45        442,392.57
May-01                 295,082.23          243,000.00         6,315.45        249,315.45        48,785.00        200,530.45
Jun-01                 429,370.14          425,697.55         4,169.88        429,867.43        97,633.23        332,234.20
Jul-01                 519,440.53          449,224.46         6,357.18        455,581.64        79,538.50        376,043.14
Aug-01                 833,044.73          758,010.00        10,851.35        768,861.35       168,235.30        600,626.05
Sep-01                 692,207.21          662,590.00        10,131.65        672,721.65       165,395.70        507,325.95
                -----------------------------------------------------------------------------------------------------------
Total                4,140,162.88        3,752,335.52       118,009.63      3,870,345.15       832,591.68      3,037,753.47
                ===========================================================================================================


                                                         Net              Current
   Prepayment     Unrecov.       FHA Insurance        Pass Thru          Period Net            Cumulative

     Period       Advances         Coverage            Proceeds         Gain/(Loss)        Gain/(Loss)
------------------------------------------------------------------------------------------------------------
Oct-00                   0.00                0.00               0.00               0.00
Nov-00                   0.00                0.00               0.00               0.00
Dec-00               2,788.35                0.00          40,898.99         (14,517.72)
Jan-01              13,396.56                0.00         109,031.64         (58,646.46)
Feb-01               8,633.15                0.00          55,833.29         (41,581.64)
Mar-01              32,785.66                0.00         315,233.47        (117,406.75)
Apr-01              72,086.08                0.00         370,306.49        (247,561.59)
May-01              28,388.46                0.00         172,141.99        (122,940.24)
Jun-01              57,236.98                0.00         274,997.22        (154,372.92)
Jul-01              69,946.95                0.00         306,096.19        (213,344.34)
Aug-01             110,584.87                0.00         490,041.18        (343,003.55)
Sep-01             105,205.23                0.00         402,120.72        (290,086.49)
               ---------------------------------------------------------------------------------------------
Total              501,052.29                0.00       2,536,701.18      (1,603,461.70)      (1,603,461.70)
               =============================================================================================

Oakwood Acceptance Corp. Servicer
Fiscal Year Ended Series Report
Reporting:                      Fiscal Year 2001

CERTIFICATE PRINCIPAL ANALYSIS


PRINCIPAL

                                     Original            Beginning             Beginning              Current            Current
            Cert.                   Certificate         Certificate       Principal Shortfall        Principal          Principal
            Class                    Balances            Balances             Carry-Over               Due                Paid
------------------------------------------------------------------------------------------------------------------------------------
A-1                                189,284,000.00      185,623,611.32            0.00              34,376,938.59     34,376,938.59
A-1 Outstanding Writedown                                        0.00

M-1                                 26,660,000.00       26,660,000.00            0.00                       0.00              0.00
M-1 Outstanding Writedown                                        0.00

M-2                                 14,663,000.00       14,663,000.00            0.00                       0.00              0.00
M-2 Outstanding Writedown                                        0.00

B-1                                 13,330,000.00       13,330,000.00            0.00                       0.00              0.00
B-1 Outstanding Writedown                                        0.00

B-2                                 14,663,000.00       14,663,000.00            0.00                       0.00              0.00
B-2 Outstanding Writedown                                        0.00

Excess Asset Principal Balance       7,997,938.14        8,003,856.91            0.00                       0.00              0.00

                                                    --------------------------------------------------------------------------------

                                   266,597,938.14      262,943,468.23            0.00              34,376,938.59     34,376,938.59
                                                    ================================================================================

                                   Accelerated    Ending Principal                     Ending                        Principal Paid
          Cert.                     Principal     Shortfall Carry-    Writedown      Certificate         Pool          Per $1,000
          Class                    Distribution        Over            Amounts         Balances          Factor        Denomination
------------------------------------------------------------------------------------------------------------------------------------
A-1                                6,245,688.95       0.00               0.00       145,000,983.78     76.60499%       214.61205
A-1 Outstanding Writedown                                                0.00                 0.00         0.00             0.00

M-1                                        0.00       0.00               0.00        26,660,000.00    100.00000%         0.00000
M-1 Outstanding Writedown                                                0.00                 0.00         0.00             0.00

M-2                                        0.00       0.00               0.00        14,663,000.00    100.00000%         0.00000
M-2 Outstanding Writedown                                                0.00                 0.00         0.00             0.00

B-1                                        0.00       0.00               0.00        13,330,000.00    100.00000%         0.00000
B-1 Outstanding Writedown                                                0.00                 0.00         0.00             0.00

B-2                                        0.00       0.00               0.00        14,663,000.00    100.00000%         0.00000
B-2 Outstanding Writedown                                                0.00                 0.00         0.00             0.00

Excess Asset Principal Balance    (6,245,688.95)      0.00               0.00        14,249,425.38

                                 -------------------------------------------------------------------------------

                                           0.00       0.00               0.00       228,566,409.16         4.77
                                 ===============================================================================


               (1) This represents the amount of losses on the assets that were allocated to reduce the outstanding principal balance of the certificates in accordance with the applicable pooling and servicing agreement.

Oakwood Acceptance Corp. - Servicer
Fiscal Year Ended Series Report

Reporting:                 Fiscal Year 2001

CERTIFICATE INTEREST ANALYSIS

                                            Beginning Carry-    Current Priority
        Certificate        Pass-Through      Over Priority          Interest            Total
           Class               Rate         Interest Balance        Accrual             Paid
                          --------------------------------------------------------------------------

A-1                             7.72000%                0.00       12,670,214.30    12,670,214.30
A-1  Carryover Interest            0.00                 0.00                                 0.00
A-1  Writedown Interest            0.00                 0.00                                 0.00

M-1                             8.49000%                0.00        2,263,434.00     2,263,434.00
M-1  Carryover Interest                                 0.00                                 0.00
M-1  Writedown Interest            0.00                 0.00                                 0.00

M-2                             8.90000%                0.00        1,305,006.96     1,305,006.96
M-2 Carryover Interest             0.00                 0.00                                 0.00
M-2 Writedown Interest             0.00                 0.00                                 0.00

B-1                             9.42000%                0.00        1,255,686.00     1,255,686.00
B-1  Carryover Interest            0.00                 0.00                                 0.00
B-1  Writedown Interest            0.00                 0.00                                 0.00

B-2                            10.50000%                0.00        1,539,615.00     1,539,615.00
B-2  Carryover Interest            0.00                 0.00                                 0.00
B-2  Writedown Interest            0.00                 0.00                                 0.00

X                                              43,462,051.44        7,849,150.65             0.00

R                                                       0.00                0.00             0.00

Service Fee                     1.00000%                0.00        2,443,383.62     2,443,383.62(1)

Current Trustee Fees                                                                    54,000.00
                                             -------------------------------------------------------

                                               43,462,051.44       29,326,490.53    21,531,339.88
                                             =======================================================
                                   Ending Carry-Over    Interest Paid
        Certificate                Priority Interest     Per $1,000       Cert.         TOTAL
           Class                        Balance         Denomination      Class      DISTRIBUTION
                                   -----------------------------------------------------------------

A-1                                             0.00        66.93759       A-1      53,292,841.84
A-1  Carryover Interest                         0.00
A-1  Writedown Interest                         0.00

M-1                                             0.00        84.90000       M-1       2,263,434.00
M-1  Carryover Interest                         0.00
M-1  Writedown Interest                         0.00

M-2                                             0.00        89.00000       M-2       1,305,006.96
M-2 Carryover Interest                          0.00
M-2 Writedown Interest                          0.00

B-1                                             0.00        94.20000       B-1       1,255,686.00
B-1  Carryover Interest                         0.00
B-1  Writedown Interest                         0.00

B-2                                             0.00       105.00000       B-2       1,539,615.00
B-2  Carryover Interest                         0.00
B-2  Writedown Interest                         0.00

X                                      51,311,202.09                         X               0.00

R                                               0.00                         R               0.00

Service Fee                                     0.00                                 2,443,383.62

Current Trustee Fees                                                                    54,000.00
                                   ------------------                             ------------------

                                       51,311,202.09                                62,153,967.42(1)
                                   ==================                             ==================

(1) Pursuant to the applicable pooling and servicing agreeme nt, $2,443,383.62 of the amounts available for distribution on distribution dates during the fiscal year were used to pay servicing fees due the servicer.
Consequently, the total amount distributed on the certificates during the fiscal year was $59,710,583.80